Form 10-Q
period 2011-05-13
Red Jade Holdings Ltd
filed 2011-05-13
CIK 1499326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were  400,000 shares of common stock issued and outstanding as of May 16, 2011.

RED JADE HOLDINGS LIMITED

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period of June 11, 2010 (Inception) to March 31, 2011

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2011 and June 30, 2010	F-2

Condensed Statements of Operations for the three and nine months ended March 31, 2011, and the period of June 11, 2010 (Inception) to March 31, 2011	F-3

Condensed Statements of Cash Flows for the nine months period ended March 31, 2011, and the period of June 11, 2010 (Inception) to March 31, 2011	F-4

Notes to the Unaudited Financial Statements	F5-6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1.

     Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.        Defaults Upon Senior Securities

Item 4.        Removed and Reserved

Item 5.        Other Information

Item 6.

     Exhibits

Signatures

RED JADE HOLDINGS LIMITED
(A Development Stage Enterprise)
Condensed Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$3,695	$3,945
Total current assets	3,695	3,945

Total assets	$3,695	$3,945

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable:
Accrued Accounting Expense	$250	$-

Total Accounts Payable:	250	0

Total liabilities (All Current)	$250	$0

Stockholders' (Deficit) Equity
Preferred Stock: no par value, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2011 and December 31, 2010
Common Stock: no par value, 1,000,000,000 shares authorized, 400,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	$6,000	$6,000
Deficit accumulated during the development stage	(2,805)	(2,055)
Total stockholders' (deficit) equity	3,195	3,945

Total liabilities and stockholders' (deficit) equity	$3,695	$3,945

See accompanying notes to financial statements

F-2

RED JADE HOLDINGS LIMITED
(A Development Stage Enterprise)
Condensed Statements of Operations

	Three Months Ended March 31, 2011	Nine Months ended March 31, 2011	For the Period from June 11, 2010 (inception) to March 31, 2011
	(Unaudited)
Revenue	$-	$-	$-

Expenses
General and administrative	-	-	2,055
Professional fees	250	750	750
Total expenses	250	750	2,805

Net loss	$(250)	$(750)	$(2,805)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	400,000	400,000	400,000

See accompanying notes to financial statements

F-3

RED JADE HOLDINGS LIMITED
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
	Nine Months Ended March 31, 2011	For the Period from June 11, 2010 (inception) to March 31, 2011
	(Unaudited)
Cash flows from operating activities
Net loss	$(750)	$(2,805)
Adjustments to reconcile net loss to net
cash used by operating activities
Changes in operating assets and liabilities: Accounts payable	250	250
Accrued expenses	250	250
Net cash used in operating activities	(250)	(2,305)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	6,000
Net cash provided by financing activities	-	6,000

Net change in cash	(250)	3,695

Cash at beginning of period	3,945	-

Cash at end of period	$3,695	$3,695

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements
F-4

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period of June 11, 2010 (Inception) to March 31, 2011

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 is not necessarily indicative of the operating results for the full years.

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

Red Jade Holdings Limited

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period of June 11, 2010 (Inception) to March 31, 2011

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

 As of March 31, 2011, the Company had assets equal to $3,695 comprised exclusively of cash.  This compares with assets of $3,695, comprised exclusively of cash, as of December 31, 2010.   The Company’s current liabilities as of March 31, 2011 totaled $500, comprised exclusively of monies due to a service provider. This compares to the Company’s current liabilities equal to $250, as of December 31, 2010.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended March 31, 2011	For the Period June 11, 2010 (Inception) to March 31, 2011
Net Cash (Used in) Operating Activities	$(250)	$(2,305)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$6,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$(250)	$3,695

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from June 11, 2010 (Inception) through March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2011, the Company had a net loss of $250, comprised of accounting fees incurred.

For the period from June 11, 2010 (Inception) to June 30, 2010 the Company had a loss of $2,055.  For the cumulative period from June 11, 2010 (Inception) to March 31, 2011, the Company had a net loss of $2,805, comprised exclusively of legal, accounting, audit, legal and other professional service fees incurred in relation to the formation of the Company, and the filing of the Company’s Registration Statement on Form 10 on August 30, 2010.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures and the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon on those evaluations, our Chief Executive officer, who is also our Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures and our internal control over financing reporting were effective.

Changes in Internal Controls

 There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

RED JADE HOLDINGS LIMITED

Dated: May 13, 2011.	By:	/s/ Jeremy Mork
Jeremy Mork
President and Director
Principal Executive Officer